Form 10-Q
period 1995-06-30
HOUSEHOLD CAPITAL TRUST I
filed 1995-08-14
CIK 945479

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
FORM 10-Q
(Mark One)
/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995
                                         -------------

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

          For the transition period from _______ to _______.

                 Commission file number 1-11481
                                        -------

                    HOUSEHOLD CAPITAL TRUST I
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                      Applied for
     ------------------------------     -------------------
     (State or other jurisdiction       (I.R.S.Employer
     incorporation or organization)     Identification No.)

                        2700 Sanders Road
                   Prospect Heights, IL  60070
            ----------------------------------------
            (Address of principal executive offices)

            Registrant's Telephone number, including
                    area code:  708-564-6150
                                ------------

   Securities registered pursuant to Section 12(b) of the Act:
           8.25% Trust Originated Preferred Securities


   Securities registered pursuant to Section 12(g) of the Act:
                              None



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes / X /  No /   /

At July 31, 1995, there were 92,800 shares of the registrant's common securities outstanding, all of which are owned by Household International, Inc.

PART 1.   FINANCIAL INFORMATION

1.  Financial Statements

Household Capital Trust I

STATEMENT OF INCOME

In thousands.

For the period from May 16, 1995 (inception) through June 30, 1995
----------------------------------------------------------------
Interest income                                           $407.8
----------------------------------------------------------------
Net income                                                $407.8
================================================================

See notes to condensed financial statements.

Household Capital Trust I

Balance Sheet

In thousands.
-----------------------------------------------------------------
                                                   June 30, 1995
-----------------------------------------------------------------

ASSETS
------

Notes receivable                                       $77,320.0
----------------------------------------------------------------
Total assets                                           $77,320.0
================================================================

SHAREHOLDERS' EQUITY
--------------------

Preferred securities                                   $75,000.0

Common shareholder's equity:
Common stock and paid-in capital, no par
  value, 92,800 shares authorized, issued,
  and outstanding                                        2,320.0
----------------------------------------------------------------
Total common shareholder's equity                        2,320.0
----------------------------------------------------------------
Total shareholders' equity                             $77,320.0
================================================================

See notes to condensed financial statements.

Household Capital Trust I

Statement of Cash Flows

In thousands.

For the period from May 16, 1995 (inception) through June 30, 1995
------------------------------------------------------------------

CASH PROVIDED BY OPERATIONS

Net income                                           $    407.8
----------------------------------------------------------------
Cash provided by operations                               407.8
----------------------------------------------------------------
INVESTMENT IN OPERATIONS

Notes receivable purchased                            (77,320.0)
----------------------------------------------------------------
Cash decrease from investment in operations
  operations                                          (77,320.0)
----------------------------------------------------------------
FINANCING AND CAPITAL TRANSACTIONS

Preferred securities issued                            75,000.0
Common stock issued                                     2,320.0
Dividends paid to parent company                          (12.5)
Dividends on preferred securities                        (395.3)
----------------------------------------------------------------
Cash increase from financing
  and capital transactions                             76,912.2
----------------------------------------------------------------
Increase (decrease) in cash                                   -
Cash at beginning of period                                   -
----------------------------------------------------------------
Cash at June 30                                               -
================================================================

See notes to condensed financial statements.

Notes to Condensed Financial Statements

Household Capital Trust I (the "Trust") is a statutory business trust formed under the laws of the State of Delaware on May 16, 1995. Household International, Inc., a Delaware corporation ("Household International"), owns all of the common securities of the Trust. The Trust exists for the sole purpose of issuing preferred securities and common securities and investing the proceeds thereof in an equivalent amount of 8.25 percent Junior Subordinated Deferrable Interest Notes ("junior subordinated notes") of Household International.

1.  PREFERRED SECURITIES

On June 8, 1995, the Trust issued 3 million 8.25 percent Trust Originated Preferred Securities ("preferred securities") at $25 per preferred security. Payments of distributions out of moneys held by the Trust, and payments on liquidation of the Trust or the redemption of the preferred securities are guaranteed by Household International to the extent the Trust has funds available therefor. The preferred securities will be redeemed at maturity or upon redemption of the junior subordinated notes. On June 30, 2025 (or not later than June 30, 2044, if Household International elects to extend the maturity of the junior subordinated notes), the junior subordinated notes shall be repaid, at which time preferred securities and common securities of the Trust will be redeemed for $25 per security plus accrued dividends. Dividends on the preferred securities are cumulative, payable quarterly in arrears, and are deferable at the option of Household International for up to 20 consecutive quarters. Household International cannot pay dividends on its preferred and common stocks during such deferments.

2.  NOTES RECEIVABLE

On June 8, 1995, the Trust purchased $77.32 million of junior subordinated notes from Household International. The junior subordinated notes mature on June 30, 2025 (or June 30, 2044, if Household International elects to extend the junior subordinated notes) and are redeemable by Household International in whole or in part beginning on June 30, 2000. Interest on the notes is paid quarterly in arrears.

3.  INCOME TAXES

The Trust is a "grantor trust" for federal and state income tax purposes. Accordingly, no tax provision has been established as the Trust's activities are non-taxable.

4.  TRANSACTIONS WITH PARENT COMPANY

Household International paid underwriting, legal and professional fees of approximately $2.5 million on behalf of the Trust. The
Trust is not liable for these expenses.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In June 1995 the Trust issued 3 million 8.25 percent Trust Originated Preferred Securities ("preferred securities") at $25 per preferred security. Payments of distributions out of moneys held by the Trust, and payments on liquidation of the Trust or the redemption of the preferred securities are guaranteed by Household International to the extent the Trust has funds available therefor.

The Trust invested the proceeds of the above referenced preferred securities in $77.32 million of 8.25 percent Junior Subordinated
Deferrable Interest Notes due on June 30, 2025 from Household
International.

PART II

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

    12(a) Statement on the Computation of Ratio of Earnings to Fixed Charges of the Trust.

    12(b) Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).

    27     Financial Data Schedule.

(b)  Reports on Form 8-K.

    During the period from May 16, 1995 (inception) through June
    30, 1995, the Trust filed no reports on Form 8-K.

                           SIGNATURES
                           ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, Household Capital Trust I has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HOUSEHOLD CAPITAL TRUST I

Dated: August 14, 1995
                              By: /s/ Edgar D. Ancona
                              ------------------------------
                              Edgar D. Ancona,
                              Regular Trustee


                              /s/ Benjamin B. Moss, Jr.
                              ------------------------------
                              Benjamin B. Moss, Jr.,
                              Regular Trustee

                          EXHIBIT INDEX
                          -------------

EXHIBIT
NO.        DESCRIPTION
-------    -----------

12(a) Statement on the Computation of Ratio of Earnings to Fixed Charges of the Trust.

12(b) Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

27         Financial Data Schedule.