Form 10-Q
period 1995-09-30
HOUSEHOLD CAPITAL TRUST I
filed 1995-11-14
CIK 945479

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
FORM 10-Q
(Mark One)
/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1995.

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

          For the transition period from _______ to _______.

                 Commission file number 1-11481

                    HOUSEHOLD CAPITAL TRUST I
     (Exact name of registrant as specified in its charter)

          Delaware                      Applied for
     (State or other jurisdiction       (I.R.S.Employer
     incorporation or organization)     Identification No.)

                        2700 Sanders Road
                   Prospect Heights, IL  60070
            (Address of principal executive offices)

            Registrant's Telephone number, including
                    area code:  708-564-6150

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

At October 31, 1995, there were 92,800 shares of the registrant's common securities outstanding, all of which are owned by Household International, Inc.

PART 1.   FINANCIAL INFORMATION

1.  Financial Statements

Household Capital Trust I

STATEMENTS OF INCOME

In thousands.
                    Period from May 16, 1995
                         (inception) through Three Months Ended
                          September 30, 1995 September 30, 1995
----------------------------------------------------------------
Interest income                     $2,002.3           $1,594.5
----------------------------------------------------------------
Net income                          $2,002.3           $1,594.5
================================================================

See notes to condensed financial statements.

Household Capital Trust I

Balance Sheet

All dollar amounts are stated in thousands.
-----------------------------------------------------------------
                                              September 30, 1995
-----------------------------------------------------------------

ASSETS
------

Notes receivable                                       $77,320.0
Accrued interest receivable from parent company          1,594.5
----------------------------------------------------------------
Total assets                                           $78,914.5
================================================================

LIABILITIES
-----------

Dividends payable                                      $ 1,594.5

SHAREHOLDERS' EQUITY
--------------------

Preferred securities                                    75,000.0

Common shareholder's equity:
Common stock and paid-in capital, no par
  value, 92,800 shares authorized, issued,
  and outstanding                                        2,320.0
----------------------------------------------------------------
Total common shareholder's equity                        2,320.0
----------------------------------------------------------------
Total liabilities and shareholders' equity             $78,914.5
================================================================

See notes to condensed financial statements.

Household Capital Trust I

Statement of Cash Flows

In thousands.
                                                 For the period
                                              from May 16, 1995
                                            (inception) through
                                             September 30, 1995
----------------------------------------------------------------

CASH PROVIDED BY OPERATIONS

Net income                                           $  2,002.3
Adjustment to reconcile net income to
  net cash provided by operations:
Accrued interest receivable from parent company        (1,594.5)
----------------------------------------------------------------
Cash provided by operations                               407.8
----------------------------------------------------------------
INVESTMENT IN OPERATIONS

Notes receivable purchased                            (77,320.0)
----------------------------------------------------------------
Cash decrease from investment in
  operations                                          (77,320.0)
----------------------------------------------------------------
FINANCING AND CAPITAL TRANSACTIONS

Preferred securities issued                            75,000.0
Common stock issued                                     2,320.0
Dividends paid to parent company                          (12.5)
Dividends on preferred securities                        (395.3)
----------------------------------------------------------------
Cash increase from financing
  and capital transactions                             76,912.2
----------------------------------------------------------------
Increase (decrease) in cash                                   -
Cash at beginning of period                                   -
----------------------------------------------------------------
Cash at September 30                                          -
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

2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In June 1995 the Trust issued 3 million 8.25 percent Trust Originated Preferred Securities ("preferred securities") at $25 per preferred security. Payments of distributions out of moneys held by the Trust, and payments on liquidation of the Trust or the redemption of the preferred securities are guaranteed by Household International, Inc., ("Household International"), to the extent the Trust has funds available therefor.

The Trust invested the proceeds of the above referenced preferred securities in $77.32 million of 8.25 percent Junior Subordinated
Deferrable Interest Notes due on June 30, 2025 from Household
International.

PART II

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

    12(a) Statement on the Computation of Ratio of Earnings to Fixed Charges of the Trust.

    12(b) Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Quarterly Report on Form 10-Q for the three months ended September 30, 1995).

    27     Financial Data Schedule.

(b)  Reports on Form 8-K.

    During the third quarter of 1995, the Trust filed no reports on Form 8-K.

                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Household Capital Trust I has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HOUSEHOLD CAPITAL TRUST I

Dated: November 14, 1995
                              By: /s/ Edgar D. Ancona
                              ------------------------------
                              Edgar D. Ancona,
                              Regular Trustee


                              /s/ Benjamin B. Moss, Jr.
                              ------------------------------
                              Benjamin B. Moss, Jr.,
                              Regular Trustee

                          EXHIBIT INDEX


EXHIBIT
NO.        DESCRIPTION
-------    -----------

12(a) Statement on the Computation of Ratio of Earnings to Fixed Charges of the Trust.

12(b) Statement on the Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends of Household International (incorporated by reference to Exhibit 12 of Household International's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

27         Financial Data Schedule.